Form 10-Q
period 2010-09-30
Europa Acquisition I, Inc.
filed 2010-11-18
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in Charter

Nevada	000-54038	27-3819552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina 27517
 (Address of Principal Executive Offices)
 _______________

(732)409-1212
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2010: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	-	-
		$

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,250	$1,250
Loan from shareholder	500	-

Total Liabilities	1,750	1,250

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	0
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	100	100
Additional paid-in-capital	900	900
Deficit accumulated during the development stage	(2,750)	(2,250)
	$(1,750)	$(1,250)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative from
	For the three month period	From June 30, 2010 (Inception)
	ended September 30, 2010	to September 30, 2010

Revenue:	$-	$-

Operating Expenses:
Professional Fees	500	1,750
General and Administrative		1,000
Total Operating Expenses	500	2,750

Net loss	$(500)	$(2,750)

Basic and diluted net loss per share	$(0.01)	$(0.03)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from
	For the three month period ended	From June 30, 2010 (Inception)
	September 30, 2010	to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(2,750)
Adjustments to reconcile net loss tonet cash used in operations
Common stock issued for services		1,000
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	0	1,250

Net cash used in operating activities	(500)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	500	-
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	500	-

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTMEBR 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Europa Acquisition I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on June 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from shareholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Narayan Capital Funding Corp., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Narayan Capital Funding Corp. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of  a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

RELATED PARTIES

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 10, 2010.

NOTE 3 – SHAREHOLDERS’ DEFICIENCY

On  June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 4).

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2010 we incurred a net loss of $500 and since inception we have incurred a net loss of $2,750. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2010, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company has a net loss of $2,750 from inception and a working capital and stockholders’ deficiency of $1,750 at September 30, 2010, and used $(2,750) cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Gregory Schwartz will supervise the search for target companies as potential candidates for a business combination. Gregory Schwartz will pay, at his own expense, any costs he incurs in supervising the search for a target company. Gregory Schwartz may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Gregory Schwartz controls us and therefore has the authority to enter into any agreement binding us. Gregory Schwartz as an officer, director and shareholder can authorize any such agreement binding us.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Transactions

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Gregory Schwartz	President and Chief Executive Officer	November 18, 2010
Gregory Schwartz