Form 10-Q
period 2010-12-31
Europa Acquisition I, Inc.
filed 2011-02-10
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in Charter

Nevada	000-54038	27-3819552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5 Penn Plaza, 14th Fl. Suite 1.
New York, New York 10001
 (Address of Principal Executive Offices)
 _______________

(212) 981-8950
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2010

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

SIGNATURE

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2010
(Unaudited)

ASSETS
	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	-	-
	$	$

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$500	$1,250
Loan from shareholder	-	-

Total Liabilities	500	1,250

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	0
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	100	100
Additional paid-in-capital	15,468	900
Deficit accumulated during the development stage	(16,068)	(2,250)
	$(500)	$(1,250)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the six month	Cumulative from From June 30,
	ended December 31, 2010	period ended December 31, 2010	2010 (Inception) to December 31, 2010

Revenue:		$-	$-

Operating Expenses:
Professional Fees	500	1,000	2,250
General and Administrative	12,818	12,818	13,818
Total Operating Expenses	13,318	13,818	16,068

Net loss	(13,318)	$(13,818)	$(16,068)

Basic and diluted net loss per share	(0.13)	$(0.14)	$(0.16)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from
	For the six month period	From June 30, 2010 (Inception)
	ended December 31, 2010	to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,818)	$(16,068)
Adjustments to reconcile net loss tonet cash used in operations
Common stock issued for services		0
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(750)	500

Net cash used in operating activities	(14,568)	(15,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	(500)	500
Sahreholder contributions	15,068	15,068

Net cash provided by financing activities	14,568	15,568

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

Results of Operation

We have not had any operating income since inception.  For the three and six months ended December 31, 2010 we incurred a net loss of $13,318 and $13,818.  Since inception we have incurred a net loss of $16,068. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2010, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $16,068 from inception and a working capital and stockholders’ deficiency of $0 at December 31, 2010, and used $15,568 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Signature	Title	Date

/s/ Gregory Schwartz	President and Chief Executive Officer	February 9, 2011
Gregory Schwartz