Form 10-Q
period 2011-03-31
Europa Acquisition I, Inc.
filed 2011-05-06
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in Charter)

Nevada	000-54038	27-3819552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5 Penn Plaza, 14th fl.,
New York, New York, 10001
 (Address of Principal Executive Offices)
 _______________

(732) 409-1212
 (Issuer Telephone number)
_______________

100 Europa Drive, Suite 455
Chapel Hill, North Carolina 27517
 (Former Name or Former Address if Changed Since Last Report)
_______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Europa Acquisition I, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2011
(Unaudited)

ASSETS
	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$4,351	$-

Total Assets	$4,351	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,150	$1,250
Loan payable	10,000	-

Total Liabilities	11,150	1,250

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	15,468	900
Deficit accumulated during the development stage	(22,367)	(2,250)
	$(6,799)	$(1,250)

Total Liabilities and Shareholders' Deficit	$4,351	$-

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three months ended	For the nine months ended	From June 30, 2010 (Inception) to
	March 31, 2011	March 31, 2011	March 31, 2011

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	5,650	6,650	7,900
General and Administrative	649	13,467	14,467
Total Operating Expenses	6,299	20,117	22,367

Net loss	(6,299)	$(20,117)	$(22,367)

Basic and diluted net loss per share	(0.06)	$(0.20)	$(0.22)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from
	For the nine month period ended	From June 30, 2010 (Inception) to
	March 31, 2011	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,117)	$(22,367)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(100)	1,150

Net cash used in operating activities	(20,217)	(21,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	10,000	10,000
Shareholder contributions	14,568	15,568

Net cash provided by financing activities	24,568	25,568

NET INCREASE IN CASH & CASH EQUIVALENTS	4,351	4,351

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,351	$4,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Change In Control Of Registrant

On January 13, 2011, we entered into a stock purchase agreement with Beige Holdings, LLC, Marlin Financial Group, Inc.  and Allan C. Schwartz (“Stock Purchase Agreement”), pursuant to which Beige Holdings, LLC transferred 65,000 shares of common stock of the Company and Marlin Financial Group, Inc. transferred 25,000 shares of common stock to Allan C. Schwartz for an aggregate purchase price of $18,750. In conjunction with the Stock Purchase Agreement, Allan C. Schwartz became a 90% holder of the issued and outstanding shares of our common stock. A copy of the Stock Purchase Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 19, 2011 and is incorporated herein by reference.

Results of Operation

We have not had any operating income since inception.  We incurred net losses of $6,299 and $20,177 for the three and nine month periods, respectively, ended March 31, 2011.  Since inception, we have incurred a net loss of $22,367. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of March 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred net losses of $6,299 and $20,177 for the three and nine months, respectively, ended March 31, 2011.  Since inception, we have incurred a net loss of $22,367.  Cash used in operating activities during the nine months ended March 31, 2011 was $20,217.  Since inception, cash used in operating activities was $21,217.  As of March 31, 2011, we had a stockholders’ deficiency of $6,799.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern

Gregory Schwartz will supervise the search for target companies as potential candidates for a business combination. Gregory Schwartz will pay, at his own expense, any costs he incurs in supervising the search for a target company. Gregory Schwartz may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Gregory Schwartz controls us and therefore has the authority to enter into any agreement binding us. Gregory Schwartz as an officer, director and shareholder can authorize any such agreement binding us.

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

Recent Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, FASB issued FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

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

Off Balance Sheet Transactions

None.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION I, INC.

Dated: May 6, 2011	By:	/s/ Gregory Schwartz
Gregory Schwartz
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)