Form 10-K
period 2011-06-30
Europa Acquisition I, Inc.
filed 2011-09-28
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54038

EUROPA ACQUISITION I, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	27-3819552
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5 Penn Plaza, 14th fl
New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 409-1212

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2010: None.

As of September 27, 2011, there were approximately 100,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Europa Acquisition I, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Business Development

The Company was incorporated in the State of Nevada on June 30, 2010.   The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  Since inception, the Company has been engaged in organizing efforts and obtaining initial financing.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

On October 1, 2010 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Peter Reichard and Peter Coker, each a former stockholder of the Company, and Beige Holdings, LLC (“Beige”) and Marlin Financial Group, Inc. (“Marlin”) pursuant to which Beige and Marlin acquired all of the Company’s then outstanding shares of common stock in exchange for payment by Beige and Marlin to Messrs. Reichard and Coker in the aggregate amount of $15,000 (the “October Transaction”).  Such shares represented all of our then outstanding shares of common stock.

Upon the closing of the October Transaction, Mr. Reichard resigned as our President, effective immediately, and Gregory Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Reichard resigned as a member of our Board of Directors and Mr. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Reichard’s resignation from, and Mr. Schwartz’s appointment to, our Board of Directors became effective on October 18, 2010.

On January 13, 2011, the Company, Beige, Marlin and Allan C. Schwartz entered into a stock purchase agreement pursuant to which Beige and Marlin sold an aggregate of 90,000 shares of our common stock, which represented 90% of the then outstanding shares of our common stock, to Allan C. Schwartz for a total purchase price of $18,750 (the “January Transaction”).  In addition, the Company and Allan C. Schwartz covenanted to Beige that Gregory Schwartz shall not be removed from any of his positions with the Company without the prior written consent by Beige.

Business of Issuer

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Gregory Schwartz, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.  We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only 2 shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

The Company neither rents nor owns any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of September 27, 2011, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of September 27, 2011, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

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

Recent Developments

On October 1, 2010, Messrs. Reichard and Coker sold an aggregate of 75,000 shares of our common stock to Beige and an aggregate of 25,000 shares of our common stock to Marlin for an aggregate purchase price of $15,000.  Such shares represented all of our then outstanding shares of common stock.  In addition, Mr. Reichard resigned as our President, effective immediately, and Mr. Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Reichard resigned as a member of our Board of Directors and Mr. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Reichard’s resignation from, and Mr. Wang’s appointment to, our Board of Directors became effective on October 18, 2010.

On January 13, 2011, the Company, Beige, Marlin and Allan C. Schwartz entered into a stock purchase agreement pursuant to which Beige and Marlin sold an aggregate of 90,000 shares of our common stock, which represented 90% of the then outstanding shares of our common stock, to Allan C. Schwartz for a total purchase price of $18,750.  In addition, the Company and Allan C. Schwartz covenanted to Beige that Gregory Schwartz shall not be removed from any of his positions with the Company without the prior written consent by Beige.

Results of Operation

We did not have any operating income from inception through June 30, 2011. For the fiscal year ended June 30, 2011, we recognized a net loss of $27,944. Expenses for the fiscal year ended June 30, 2011 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $2,864.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $27,944 for the fiscal year ended June 30, 2011.  Cash used in operating activities during the fiscal year ended June 30, 2011 was $24,764.  As of June 30, 2011, we had a stockholders’ deficiency of $13,626.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of operations, financial position or liquidity for the periods presented in this report.

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

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Europa Acquisition I, Inc.

We have audited the accompanying balance sheets of Europa Acquisition I, Inc. (a development stage Company) (the “Company”) as of June 30, 2011  and the related statements of operations, stockholders’ deficit, and cash flows for the period June 30, 2010 (inception) through June 30, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Europa Acquisition I, Inc. (a development stage Company) as of June 30, 2011, and the results of its operations and its cash flows for the period June 30, 2010 (inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 6, the Company has been in the development stage since its inception (June 30, 2010) and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
September 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Europa Acquisition I, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Europa Acquisition I, Inc. (a development stage company) (the “Company”) as of June 30, 2010 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the one day period ending June 30, 2010 (inception).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Europa Acquisition I, Inc. (a development stage company) as of June 30, 2010 and the results of its operations and its cash flows for the one day period ending June 30, 2010 (inception) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company is in the development stage with limited operations, a net loss of $2,250 for the one day period ending June 30, 2010 (inception) and a working capital and stockholders' deficiency of $1,250 as of June 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 14, 2010

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
June 30, 2011

ASSETS
	June 30, 2011	June 30, 2010
CURRENT ASSETS:
Cash & equivalents	$2,864	$-

Total Assets	$2,864	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,430	$1,250
Loan payable	12,060	-

Total Liabilities	16,490	1,250

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	900
Deficit accumulated during the development stage	(30,194)	(2,250)
	$(13,626)	$(1,250)

Total Liabilities and Shareholders' Deficit	$2,864	$-

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period from	Cumulative from
	For the twelve months	Inception (June 30, 2010)	From June 30, 2010 (Inception)
	ended June 30, 2011	to June 30, 2010	to June 30, 2011

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	13,550	1,000	14,550
General and Administrative	14,394	1,250	15,644
Total Operating Expenses	27,944	2,250	30,194

Net loss	$(27,944)	$(2,250)	$(30,194)

Basic and diluted net loss per share	$(0.28)	$(0.02)	$(0.30)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period from	Cumulative from
	For the year	Inception (June 30, 2010)	From June 30, 2010 (Inception)
	ended June 30, 2011	to June 30, 2010	to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,944)	$(2,250)	$(30,194)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	3,180	1,250	4,430

Net cash used in operating activities	(24,764)	(1,000)	(25,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	12,060	-	12,060
Shareholder contributions	15,568	-	15,568
Proceeds from issuance of 100,000 shares common stock	-	1,000	1,000

Net cash provided by financing activities	27,628	1,000	28,628

NET INCREASE IN CASH & CASH EQUIVALENTS	2,864	-	2,864

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,864	$-	$2,864

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 30, 2010	-	$-	$-	$-	$-

Common shares issued for	100,000	100	900	-	1,000
cash at $0.001 per share (par value $0.0001)
Loss for the period from inception	-	-	-	(2,250)	(2,250)
on June 30, 2010 to June 30, 2010
Balance - June 30, 2010	100,000	100	900	(2,250)	(1,250)

Investment	-	-	15,568	-	15,568

Loss for the period ended June 30, 2011	-	-	-	(27,944)	(27,944)

Balance June 30, 2011	100,000	$100	$16,468	$(30,194)	$(13,626)

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer, as of September 27, 2011, is set forth below. On October 1, 2010, Mr. Reichard resigned as our President, effective immediately, and Mr. Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Reichard resigned as a member of our Board of Directors and Mr. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Reichard’s resignation from, and Mr. Schwartz’s appointment to, our Board of Directors became effective on October 18, 2010.

Name	Age	Position and Offices Held
Gregory Schwartz	23	Chairman, President and Chief Executive Officer

GREGORY SCHWARTZ grew up in New York City, where he graduated from Hunter College (Bcs.) Cum Laude.  After graduation Mr. Schwartz worked as an analyst at Beige Group, a diversified merchant bank.  During his tenure, Mr. Schwartz was responsible for market research and complex financial modeling.

Employment Agreements

We currently do not have an employment agreement with Mr. Schwartz.

However, as disclosed above, on January 13, 2011, the Company, Beige, Marlin and Allan C. Schwartz entered into a stock purchase agreement pursuant to which the Company and Allan C. Schwartz covenanted to Beige that Gregory Schwartz shall not be removed from any of his positions with the Company without the prior written consent by Beige.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended June 30, 2011, other than as set forth below.

•
Peter Reichard, our former sole director and officer and a former beneficial owner of more than 10% of our common stock, failed to file (A) a Form 3 upon the effectiveness of the Company’s registration statement on Form 10 under the Exchange Act filed with the SEC  and (B) a Form 4 to report the sale of 60,000 shares of our common stock pursuant to the October Transaction;

•
Peter Coker, a former beneficial owner or more than 10% of our common stock, failed to file (A) a Form 3 upon the effectiveness of the Company’s registration statement on Form 10 under the Exchange Act filed with the SEC and (B) a Form 4 to report the sale of 40,000 shares of our common stock pursuant to the to the October Transaction

•	Marlin, a former beneficial owner or more than 10% of our common stock, failed to file a Form 4 to report the sale of 25,000 shares pursuant to the January Transaction.

•	Beige, a current beneficial owner of more than 10% of our common stock, did not timely file a Form 4 to report the sale of 65,000 shares of our common stock pursuant to the January Transaction..

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of June 30, 2011.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of September 27, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Gregory Schwartz	0	*
All directors and executive officers as a group (1 person)	0	*

Beneficial owners of more than 5% of our common stock
Beige Holdings, LLC	10,000	10%
Allan C. Schwartz (1)	90,000	90%

* Denotes less than 1%

(1) Allan C. Schwartz is the father of Gregory Schwartz.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions since the beginning of the fiscal year ended June 30, 2011, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Gregory Schwartz is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were billed approximately $4,500 and 3,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2011 and 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on July 20, 2010 (“Form 10”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form 10]
10.1		Description of Verbal Management Consulting Agreement Between Europa Acquisition I, Inc., and Peter Reichard [incorporated by reference to Exhibit 10.1 to the Form 10]
10.2
Stock Purchase Agreement by and among the Company, Peter Reichard, Peter Coker, Beige Holdings, LLC and Marlin Financial Group, Inc. effective October 1, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2010]

31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION I, INC.

Dated: September 28, 2011	By:	/s/ Gregory Schwartz
Gregory Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Gregory Schwartz	President, Chief Executive Officer and Director	September 28, 2011
Gregory Schwartz