Form 10-Q
period 2011-09-30
Europa Acquisition I, Inc.
filed 2011-11-10
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in Charter

Nevada	000-54038	27-3819552
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employee Identification No.)

119 East 71st Street
New York, New York 10016
 (Address of principal executive offices)
 _______________

(212)879-9600
 (Registrant’s telephone number, including area code)
_______________

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November  9, 2011 there were 100,000 shares, no par value, of Common Stock issued and outstanding.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2011

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2011
(Unaudited)

ASSETS
	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$1,807	$2,864

Total Assets	$1,807	$2,864

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,580	$4,430
Loan payable	12,060	12,060

Total Liabilities	18,640	16,490

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(33,401)	(30,194)
	$(16,833)	$(13,626)

Total Liabilities and Shareholders' Deficit	$1,807	$2,864

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three months	For the three months	From June 30, 2010 (Inception)
	ended September 30, 2011	ended September 30, 2010	to September 30, 2011

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	3,150	500	17,700
General and Administrative	57	-	15,701
Total Operating Expenses	3,207	500	33,401

Net loss	(3,207)	$(500)	$(33,401)

Basic and diluted net loss per share	(0.03)	$(0.01)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	For the three month	For the three month	From June 30, 2010
	period ended September 30, 2011	period ended September 30, 2010	(Inception )to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,207)	$(500)	$(33,401)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	2,150	0	6,580

Net cash used in operating activities	(1,057)	(500)	(26,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	-	-	12,060
Sahreholder contributions	-	500	16,568

Net cash provided by financing activities	-	500	28,628

NET INCREASE IN CASH & CASH EQUIVALENTS	(1,057)	-	1,807

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,864	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,807	$-	$1,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2011 we incurred a net loss of $3,207 and since inception we have incurred a net loss of $33,401. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of ($33,401) from inception and a working capital and stockholders’ deficiency of $16,833 at September 30, 2011, and used $(26,821) cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  Controls and Procedures

a)   Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

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

Signature	Title	Date

/s/ Gregory Schwartz	President and Chief Executive Officer	November 10, 2011
Gregory Schwartz