Form 10-Q
period 2011-12-31
Europa Acquisition I, Inc.
filed 2012-02-14
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	(Removed & Reserved)	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURE

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2011
(Unaudited)

ASSETS
	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$1,058	$2,864

Total Assets	$1,058	$2,864

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,650	$4,430
Loan payable	19,061	12,060

Total Liabilities	20,711	16,490

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(36,221)	(30,194)
	$(19,653)	$(13,626)

Total Liabilities and Shareholders' Deficit	$1,058	$2,864

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From June 30, 2010 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	2,150	500	5,300	1,000	19,850
General and Administrative	670	12,818	727	12,818	16,371
Total Operating Expenses	2,820	13,318	6,027	13,818	36,221

Net loss	$(2,820)	$(13,318)	$(6,027)	$(13,818)	$(36,221)

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.06)	$(0.14)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month	For the six month	Cumulative from From June 30,
	period ended December 31, 2011	period ended December 31, 2010	2010 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,027)	$(13,818)	$(36,221)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(2,780)	(750)	1,650

Net cash used in operating activities	(8,807)	(14,568)	(34,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	7,001	(500)	19,061
Sahreholder contributions	-	15,068	16,568

Net cash provided by financing activities	7,001	14,568	35,629

NET INCREASE IN CASH & CASH EQUIVALENTS	(1,806)	-	1,058

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,864	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,058	$-	$1,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2011 we incurred a net loss of $2,820 and since inception we have incurred a net loss of $36,221. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of ($36,221) from inception and a working capital and stockholders’ deficiency of $19,653 at December 31, 2011, and used $(34,571) cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Gregory Schwartz	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive and Financial Officer)	February 14, 2012
Gregory Schwartz