Form 10-Q
period 2012-03-31
Europa Acquisition I, Inc.
filed 2012-05-15
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2012: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2012
(Unaudited)

ASSETS
	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$681	$2,864

Total Assets	$681	$2,864

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,446	$4,430
Loan payable	20,561	12,060

Total Liabilities	23,007	16,490

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(38,894)	(30,194)
	$(22,326)	$(13,626)

Total Liabilities and Shareholders' Deficit	$681	$2,864

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From June 30, 2010 (Inception)
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	to March 31, 2012

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	1,650	5,650	6,950	6,650	21,500
General and Administrative	1,023	649	1,750	13,467	17,394
Total Operating Expenses	2,673	6,299	8,700	20,117	38,894

Net loss	$(2,673)	$(6,299)	$(8,700)	$(20,117)	$(38,894)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.20)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000	100,000

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the nine month period ended	For the nine month period ended	From June 30, 2010 (Inception)
	March 31, 2012	March 31, 2011	to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,700)	$(20,117)	$(38,894)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(1,983)	(100)	2,446

Net cash used in operating activities	(10,683)	(20,217)	(36,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	8,500	10,000	20,561
Shareholder contributions	-	14,568	16,568

Net cash provided by financing activities	8,500	24,568	37,129

NET INCREASE IN CASH & CASH EQUIVALENTS	(2,183)	4,351	681

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,864	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$681	$4,351	$681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Allan Schwartz, the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Allan Schwartz deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended March 31, 2012 we incurred a net loss of $2,673 and since inception we have incurred a net loss of $38,894. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of ($38,894) from inception and a working capital and stockholders’ deficiency of $22,326 at March 31, 2012, and used $(36,448) cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Item 5. Other Information.

On May 11, 2012, Greg Schwartz resigned as our President, Chief Executive Office, Chief Financial Officer and sole member of the Board of Directors. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On May 11, 2012, Allan Schwartz was appointed as the Chairman of our Board of Directors, President and Chief Executive Officer.

Allan C. Schwartz, Esq. Age 63, President, CEO, CFO and Director

Allan C. Schwartz, Esq., began his career in the early 1970's after graduating from New York University and law school in New York City. He became a partner at Schwartz & Weiss, PC, 3 certiorari tax law firm representing many of the City of New York's top real estate families, prestigious institutions, and major corporate owners. Over the following decades, he built the law firm into the firm of Schwartz, Weiss, Steckler, Hoffman & Hade, P.C. In the late 1990's, Mr. Schwartz became a co-founder in New York City's premier certiorari tax law firm of Podell Schwartz Schechter & Banfield LLP. and to this day, currently occupies the position of Senior Counsel to his firm. In 2004 and 2005, Mr. Schwartz and his partner, Steven Wasserman, began to represent, as strategic financial advisors, families in the Greek shipping community and were responsible for their and other clients raising more than $1B in equity for United Stales publicly listed companies In 2008 Messrs. Schwartz and Wasserman became co-founders of the Capital Markets Group at Rodman & Renshaw, and enjoyed the title of Senior Managing Directors. Mr. Schwartz has been active as a real estate principal and owner in both New York and Palm Beach.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments at China inSure Holdings, Inc.

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	May 11, 2012
Allan C. Schwartz