Form 10-K
period 2012-06-30
Europa Acquisition I, Inc.
filed 2012-09-28
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54038

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3819552
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

721 Fifth Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 879-9600

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2011: None.

As of September 28, 2012, there were approximately 100,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Overview

The Company was incorporated in the State of Nevada on June 30, 2010.   The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  Since inception, the Company has been pursuing initial financing.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Allan Schwartz, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;
●
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

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

History

On October 1, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Peter Reichard and Peter Coker, each a former stockholder of the Company, Beige Holdings, LLC (“Beige”) and Marlin Financial Group, Inc. (“Marlin”) pursuant to which Beige and Marlin acquired all of the Company’s then outstanding shares of common stock in exchange for payment by Beige and Marlin to Mr. Reichard and Mr. Coker in the aggregate amount of $15,000 (the “October Transaction”).  Such shares represented all of our then outstanding shares of common stock.

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

On May 11, 2012, Gregory Schwartz resigned as our President, Chief Executive Office, Chief Financial Officer and sole member of the Board of Directors. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On May 11, 2012, Allan Schwartz was appointed as the Chairman of our Board of Directors, President and Chief Executive Officer.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only two shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

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

Item 1B.       Unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.   As of September 28, 2012, there were two stockholders of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of September 28, 2012, there were no shares of preferred stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2012, and June 30, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

The Company was incorporated in the State of Nevada on June 30, 2010.   The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  Since inception, the Company has been pursuing initial financing.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Allan Schwartz, our sole officer and director. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;
●
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

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

History

On October 1, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Peter Reichard and Peter Coker, each a former stockholder of the Company, Beige Holdings, LLC (“Beige”) and Marlin Financial Group, Inc. (“Marlin”) pursuant to which Beige and Marlin acquired all of the Company’s then outstanding shares of common stock in exchange for payment by Beige and Marlin to Mr. Reichard and Mr. Coker in the aggregate amount of $15,000 (the “October Transaction”).  Such shares represented all of our then outstanding shares of common stock.

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

On May 11, 2012, Gregory Schwartz resigned as our President, Chief Executive Office, Chief Financial Officer and sole member of the Board of Directors. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On May 11, 2012, Allan Schwartz was appointed as the Chairman of our Board of Directors, President and Chief Executive Officer.

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

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

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

Recent Developments

On May 11, 2012, Gregory Schwartz resigned as our President, Chief Executive Office, Chief Financial Officer and sole member of the Board of Directors. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On May 11, 2012, Allan Schwartz was appointed as the Chairman of our Board of Directors, President and Chief Executive Officer.

Results of Operation

We have not had any operating income from inception to June 30, 2012.  For the fiscal year ended June 30, 2012, we recognized a net loss of $14,367, as compared to $27,944 for the year ended June 30, 2011. Expenses for the fiscal year ended June 30, 2012 and 2011 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of June 30, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred net losses of $14,637 for the twelve months ended June 30, 2012. Since inception, we have incurred a net loss of $44,831. Cash used in operating activities during the twelve months ended June 30, 2012 was $13,817. Since inception, cash used in operating activities was $39,581. As of June 30, 2012, we had a stockholders’ deficiency of $28,263. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Allan Schwartz will supervise the search for target companies as potential candidates for a business combination. Allan Schwartz will pay, at his own expense, any costs he incurs in supervising the search for a target company. Allan Schwartz may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Allan Schwartz controls us and therefore has the authority to enter into any agreement binding us. Allan Schwartz as an officer, director and shareholder can authorize any such agreement binding us.

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

Off Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Europa Acquisition I, Inc.

We have audited the accompanying balance sheets of Europa Acquisition I, Inc. (a development stage Company) (the “Company”) as of June 30, 2012 and 2011,  and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period June 30, 2010 (inception) through June 30, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Europa Acquisition I, Inc. (a development stage Company) as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period June 30, 2010 (inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 1, the Company has been in the development stage since its inception (June 30, 2010) and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
September 21, 2012

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
AUDITED BALANCE SHEETS

ASSETS
	June 30, 2012	June 30, 2011
CURRENT ASSETS:
Cash & equivalents	$548	$2,864

Total Assets	$548	$2,864

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,250	$4,430
Loan payable	23,561	12,060

Total Liabilities	28,811	16,490

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(44,831)	(30,194)
	$(28,263)	$(13,626)

Total Liabilities and Shareholders' Deficit	$548	$2,864

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
AUDITED STATEMENTS OF OPERATIONS

			Cumulative from
	For the year	For the year	June 30, 2010 (Inception)
	ended June 30, 2012	ended June 30, 2011	to June 30, 2012

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	12,200	13,550	26,750
General and Administrative	2,437	14,394	18,081
Total Operating Expenses	14,637	27,944	44,831

Net loss	$(14,637)	$(27,944)	$(44,831)

Basic and diluted net loss per share	$(0.15)	$(0.28)	$(0.45)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
AUDITED STATEMENTS OF CASH FLOWS

			Cumulative from
	For the year	For the year	June 30, 2010 (Inception)
	ended June 30, 2011	ended June 30, 2011	to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,637)	$(27,944)	$(44,831)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	820	3,180	5,250

Net cash used in operating activities	(13,817)	(24,764)	(39,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	11,501	12,060	23,561
Shareholder contributions	-	15,568	15,568
Proceeds from issuance of 100,000 shares common stock	-	-	1,000

Net cash provided by financing activities	11,501	27,628	40,129

NET INCREASE IN CASH & CASH EQUIVALENTS	(2,316)	2,864	548

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,864	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$548	$2,864	$548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
AUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance June 30, 2010	100,000	$100	$900	$(2,250)	$(1,250)

Investment	-	-	15,568	-	15,568

Loss for the period ended June 30, 2011	-	-	-	(27,944)	(27,944)

Balance - June 30, 2011	100,000	100	16,468	(30,194)	(13,626)

Loss for the period ended June 30, 2012	-	-	-	(14,637)	(14,637)

Balance June 30, 2012	100,000	$100	$16,468	$(44,831)	$(28,263)

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer, as of September 28, 2012, is set forth below. On May 11, 2012, Mr. Gregory Schwartz resigned as our President, Chief Executive Officer, Chief Financial Officer, and sole member of the Board of Directors effective immediately, and Mr. Allan Schwartz was appointed as our President, Chief Executive Officer, and Chairman of our Board of Directors effectively immediately.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Gregory Schwartz’s resignation from, and Mr. Allan Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Name	Age	Position and Offices Held
Allan C. Schwartz	63	Chairman, President and Chief Executive Officer

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

Employment Agreements

We currently do not have an employment agreement with Mr. Allan Schwartz.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended June 30, 2012, other than as set forth below.

●	Beige, a current beneficial owner of more than 10% of our common stock, did not timely file a Form 4 to report the sale of 65,000 shares of our common stock pursuant to the January Transaction..
●	Gregory Schwartz, a former executive officer and director, did not timely file a Form 3 to report his initial beneficial ownership of our common stock.
●	Allan Schwartz, a current officer, director, and beneficial owner of more than 10% of our common stock, did not timely file a Form 3 to report his initial beneficial ownership of our common stock.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Allan Schwartz, President and Chief Executive Officer (1)	2012 2011	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

Gregory Schwartz, Former President and Chief Executive Officer (2)	2012 2011	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

(1)	Allan Schwartz was appointed as President and Chief Executive Officer of the Company on May 11, 2012.
(2)	Gregory Schwartz resigned as President and Chief Executive of the Company on May 11, 2012. Prior to his resignation, he was the Company’s principal executive officer and principal financial officer.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of June 30, 2012.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Beneficial owners of more than 5% of our common stock

Beige Holdings, LLC	10,000	10%

Directors and named executive officers
Allan C. Schwartz	90,000	90%

All directors and executive officers as a group (1 person)	90,000	90%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Allan Schwartz is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2012 and 2011, we were billed approximately $5,000 and $4,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended June 30, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2012 and 2011.

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

●	approved by our audit committee; or
●
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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on July 20, 2010 (“Form 10”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form 10]
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION I, INC.

Dated: September 28, 2012	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Allan Schwartz	President, Chief Executive Officer and Director	September 28, 2012
Allan Schwartz