Form 10-Q
period 2012-09-30
Europa Acquisition I, Inc.
filed 2012-11-14
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54038

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3819552
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

721 Fifth Avenue
New York, New York 10022
 (Address of principal executive offices)
 _______________

(212) 879-9600
 (Registrant’s telephone number, including area code)

n/a
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2012: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2012

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4	Control and Procedures	8

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURE		10

PARTI – FINANCIAL INFORMATION

Item 1. Financial Statements.
Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2012
(Unaudited)

ASSETS

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$980	$548

Total Assets	$980	$548

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,703	$5,250
Loan payable	27,561	23,561

Total Liabilities	33,264	28,811

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(48,852)	(44,831)
	$(32,284)	$(28,263)

Total Liabilities and Shareholders' Deficit	$980	$548

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	Cumulative from June 30, 2010 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	3,953	3,150	30,703
General and Administrative	68	57	18,149
Total Operating Expenses	4,021	3,207	48,852

Net loss	(4,021)	$(3,207)	$(48,852)

Basic and diluted net loss per share	(0.04)	$(0.03)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period ended	For the three month period ended	Cumulative from June 30, 2010 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,021)	$(3,207)	$(48,852)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	453	2,150	5,703

Net cash used in operating activities	(3,568)	(1,057)	(43,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	4,000	-	27,561
Shareholder contributions	-	-	16,568

Net cash provided by financing activities	4,000	-	44,129

NET INCREASE IN CASH & CASH EQUIVALENTS	432	(1,057)	980

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	548	2,864	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$980	$1,807	$980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2012 we incurred a net loss of $4,021 and since inception we have incurred a net loss of $48,852. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company has a net loss of $48,852 from inception and a working capital and stockholders’ deficiency of $32,284 at September 30, 2012, and used $43,149 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

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

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

EUROPA ACQUISITION I, INC/

Date: November 14, 2012	By:	/s/ Allan C. Schwartz
Allan C. Schwartz
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)