Form 10-Q
period 2012-12-31
Europa Acquisition I, Inc.
filed 2013-02-14
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54038

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3819552
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

721 Fifth Avenue
New York, New York 10022
 (Address of principal executive offices) (Zip Code)
 _______________

(212) 879-9600
 (Registrant’s telephone number, including area code)

n/a
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2013: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2012

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4	Control and Procedures	9

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		11

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2012
(Unaudited)

ASSETS

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$340	$548

Total Assets	$340	$548

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,050	$5,250
Loan payable	32,561	23,561

Total Liabilities	36,611	28,811

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(52,839)	(44,831)
	$(36,271)	$(28,263)

Total Liabilities and Shareholders' Deficit	$340	$548

The accompanying notes are an integral part of these financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	For the six months ended December 31, 2012	For the six months ended December 31, 2011	Cumulative From June 30, 2010 (Inception) to December 31, 2012

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	3,873	2,150	7,826	5,300	34,576
General and Administrative	114	670	182	727	18,263
Total Operating Expenses	3,987	2,820	8,008	6,027	52,839

Net loss	(3,987)	$(2,820)	$(8,008)	$(6,027)	$(52,839)

Basic and diluted net loss per share	(0.04)	$(0.03)	$(0.08)	$(0.06)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the six month period ended December 31, 2012	For the six month period ended December 31, 2011	Cumulative From June 30, 2010 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,008)	$(6,027)	$(52,839)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(1,200)	(2,780)	4,050

Net cash used in operating activities	(9,208)	(8,807)	(48,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	9,000	7,001	32,561
Sahreholder contributions	-	-	16,568

Net cash provided by financing activities	9,000	7,001	49,129

NET INCREASE IN CASH & CASH EQUIVALENTS	(208)	(1,806)	340

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	548	2,864	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$340	$1,058	$340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

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

Results of Operation

We have not had any operating income since inception.  For the three and six months ended December 31, 2012 we incurred a net loss of $3,987 and $8,008, and since inception we have incurred a net loss of $52,839. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $52,839 from inception and a working capital and stockholders’ deficiency of $36,271 at December 31, 2012, and used $48,789 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended June 30, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide such information.

Item 4.	Controls and Procedures.

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

Item 1A.	Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION I, INC/

Date: February 14, 2013	By:	/s/ Allan C. Schwartz
Allan C. Schwartz
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)