Form 10-Q
period 2013-03-31
Europa Acquisition I, Inc.
filed 2013-05-15
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54038

EUROPA ACQUISITION I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3819552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

721 Fifth Avenue
New York, New York 10022
 (Address of principal executive offices)(Zip Code)
 _______________

(212)879-9600
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

As of May 14, 2013, there were 100,000 shares of common stock , par value $0.001 per share outstanding.

EUROPA ACQUISITION I, INC.

FORM 10-Q

March 31, 2013

Item 1.  Financial Statements

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2013
(Unaudited)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$554	$548

Total Assets	$554	$548

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,125	$5,250
Loan payable	40,561	23,561

Total Liabilities	42,686	28,811

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(58,700)	(44,831)
	$(42,132)	$(28,263)

Total Liabilities and Shareholders' Deficit	$554	$548

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three months	For the three months	For the nine months	For the nine months	From June 30, 2010 (Inception)
	ended March 31, 2013	ended March 31, 2012	ended March 31, 2013	ended March 31, 2012	to March 31, 2013

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	5,689	1,650	13,515	6,950	40,265
General and Administrative	172	1,023	354	1,750	18,435
Total Operating Expenses	5,861	2,673	13,869	8,700	58,700

Net loss	(5,861)	$(2,673)	$(13,869)	$(8,700)	$(58,700)

Basic and diluted net loss per share	(0.06)	$(0.03)	$(0.14)	$(0.09)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended	For the nine month period ended	Cumulative from From June 30, 2010 (Inception) to March 31,
	March 31, 2013	March 31, 2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,869)	$(8,700)	$(58,700)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(3,125)	(1,983)	2,125

Net cash used in operating activities	(16,994)	(10,683)	(56,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	17,000	8,500	40,561
Sahreholder contributions	-	-	16,568

Net cash provided by financing activities	17,000	8,500	57,129

NET INCREASE IN CASH & CASH EQUIVALENTS	6	(2,183)	554

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	548	2,864	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$554	$681	$554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

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

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Overview

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

Results of Operation

We have not had any operating income since inception.  For the three and nine months ended March 31, 2013 we incurred a net loss of $5,861 and $13,869, and since inception we have incurred a net loss of $58,700. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2013, we had $554 in cash and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $58,700 from inception and a working capital and stockholders’ deficiency of $42,132 at March 31, 2013, and used $56,575 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 1A.  Risk Factors

We are a Smaller Reporting Company and are not required to provide the information under this item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Europa Acquisition I, Inc.

By:	/s/ Allan C. Schwartz
Allan C. Schwartz
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive, Financial, and Accounting Officer Officer)

Dated: May 15, 2013