Form 10-K
period 2013-06-30
Europa Acquisition I, Inc.
filed 2013-10-16
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2013

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

Registrant’s telephone number, including area code: (212)879-9600

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2012: None.

As of October 15, 2013, there were approximately 100,000 shares of the registrant’s common stock outstanding.

EUROPA ACQUISITION I, INC.

ANNUAL REPORT ON FORM 10-K

June 30, 2013

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	3
Item 6.	Selected Financial Data.	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	6
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.	7
Item 9B.	Other Information.	8

PART III

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

On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Gregory Schwartz resigned as a member of our Board of Directors and Mr. Allan Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Gregory Schwartz’s resignation from, and Mr. Allan Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only 1 shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of October 15, 2013, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of October 15, 2013, there were no shares of preferred stock issued and outstanding.

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

On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Gregory Schwartz resigned as a member of our Board of Directors and Mr. Allan Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Gregory Schwartz’s resignation from, and Mr. Allan Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Results of Operation

We did not have any operating income from inception through June 30, 2013. For the fiscal year ended June 30, 2013, we recognized a net loss of $21,279. Expenses for the fiscal year ended June 30, 2013 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2013, we had cash of $294.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $21,279 for the fiscal year ended June 30, 2013.  Cash used in operating activities during the fiscal year ended June 30, 2013 was $21,254.  As of June 30, 2013, we had a stockholders’ deficiency of $49,542.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Europa Acquisition I, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Europa Acquisition I, Inc.
New York, New York

We have audited the accompanying balance sheet of Europa Acquisition I, Inc, (the “Company") as of June 30, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from June 30, 2010 (inception) through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Europa Acquisition I, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from June 30, 2010 (inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com
Houston, Texas

October 15, 2013

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
June 30, 2013

ASSETS
	June 30, 2013	June 30, 2012
CURRENT ASSETS:
Cash & cash equivalents	$294	$548

Total Assets	$294	$548

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,275	$5,250
Loan payable-related party	44,561	23,561

Total Liabilities	49,836	28,811

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(66,110)	(44,831)
	$(49,542)	$(28,263)

Total Liabilities and Shareholders' Deficit	$294	$548

The accompanying notes are an integral part of these financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative from
	For the year ended	For the year ended	From June 30, 2010 (Inception)
	June 30, 2013	June 30, 2012	to June 30, 2013

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	17,115	12,200	43,865
General and Administrative	4,164	2,437	22,245
Total Operating Expenses	21,279	14,637	66,110

Net loss	$(21,279)	$(14,637)	$(66,110)

Basic and diluted net loss per share	$(0.21)	$(0.15)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cumulative from
	For the year ended	For the year ended	From June 30, 2010 (Inception)
	June 30, 2013	June 30, 2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,279)	$(14,637)	$(66,110)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	25	820	5,275

Net cash used in operating activities	(21,254)	(13,817)	(60,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	21,000	11,501	44,561
Shareholder contributions	-	-	15,568
Proceeds from issuance of 100,000 shares common stock	-	-	1,000

Net cash provided by financing activities	21,000	11,501	61,129

NET INCREASE IN CASH & CASH EQUIVALENTS	(254)	(2,316)	294

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	548	2,864	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$294	$548	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

June 30, 2010 (Inception)	100,000	$100	$900	$(2,250)	$(1,250)

Investment	-	-	15,568	-	15,568

Net loss				(27,944)	(27,944)

Balance June 30, 2011	100,000	100	16,468	(30,194)	(13,626)

Loss for the period ended June 30, 2012	-	-	-	(14,637)	(14,637)

Balance - June 30, 2012	100,000	100	16,468	(44,831)	(28,263)

Loss for the period ended June 30, 2013	-	-	-	(21,279)	(21,279)

Balance June 30, 2013	100,000	$100	$16,468	$(66,110)	$(49,542)

The accompanying notes are an integral part of these financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Narayan Capital Funding Corp., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Narayan Capital Funding Corp. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2013, the President advanced $21,000 to the Company. As of June 30, 2013, $44,561 was due to him. This amount is unsecured, non-interest bearing, and due on demand. As of June 30, 2012, the Company was indebted to the President for $23,561.

NOTE 4 – PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of June 30, 2013, the Company had federal net operating loss carry-forwards of approximately ($66,000), which can be used to offset future federal income tax. The federal and state net operating loss carry-forwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2013 are as follows:

	2013	2012
Federal net operating loss (@34%)	$22,000	$15,000
Less: valuation allowance	(22,000)	(15,000)
Net deferred tax asset	$-	$-

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer, as of September 20, 2012, is set forth below. On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. Gregory Schwartz resigned as a member of our Board of Directors and Mr. Allan Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Gregory Schwartz’s resignation from, and Mr. Allan Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Name	Age	Position and Offices Held
Allan Schwartz	65	Chairman, President and Chief Executive Officer

Allan Schwartz, Esq. began his career in the early 1970's after graduating from New York University and law school in New York City. He became a partner at Schwartz & Weiss, PC, a certiorari tax law firm representing many of the City of New York's top real estate families, prestigious institutions, and major corporate owners. Over the following decades, he built the law firm into the firm of Schwartz, Weiss, Steckler, Hoffman & Hade, P.C. In the late 1990's, Mr. Schwartz became a co-founder in New York City's premier certiorari tax law firm of Podell Schwartz Schechter & Banfield LLP. and to this day, currently occupies the position of Senior Counsel to his firm. In 2004 and 2005, Mr. Schwartz and his partner, Steven Wasserman, began to represent, as strategic financial advisors, families in the Greek shipping community and were responsible for their and other clients raising more than $1B in equity for United Stales publicly listed companies In 2008, Messrs. Schwartz and Wasserman became co-founders of the Capital Markets Group at Rodman & Renshaw, and enjoyed the title of Senior Managing Directors until his departure in 2010. Mr. Schwartz has been active as a real estate principal and owner in both New York and Palm Beach.

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

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of June 30, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 15, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Allan Schwartz	100,000	100%
All directors and executive officers as a group (1 person)	100,000	100%

Beneficial owners of more than 5% of our common stock

Allan C. Schwartz	100,000	100%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions since the beginning of the fiscal year ended June 30, 2013, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2013 and 2012, we were billed approximately $5,000 and $3,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended June 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2013 and 2012.

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

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

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

EUROPA ACQUISITION I, INC.

Dated: October 16, 2013	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan Schwartz	President, Chief Executive Officer and Director	October 16, 2013
Allan Schwartz	(Principal Executive Officer and
Principal Financial and Accounting Officer)