Form 10-Q
period 2013-09-30
Europa Acquisition I, Inc.
filed 2013-11-14
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(212)879-9600
 (Issuer Telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2013: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9
Item 4.	Control and Procedures.	9

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings.	10
Item 1A.	Risk Factors.	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3.	Defaults Upon Senior Securities.	10
Item 4.	Mine Safety Disclosures.	10
Item 5.	Other Information.	10
Item 6.	Exhibits.	10

SIGNATURES		11

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2013
(Unaudited)

ASSETS

	September 30, 2013	June 30, 2013
	(Unaudited)
CURRENT ASSETS:
Cash & equivalents	$102	$294

Total Assets	$102	$294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,925	$5,275
Loan payable- related party	49,561	44,561

Total Liabilities	53,486	51,836

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(69,952)	(66,110)
Total shareholders' deficit	$(53,384)	$(51,542)

Total Liabilities and Shareholders' Deficit	$102	$294

The accompanying footnotes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the three months ended	For the three months ended	From June 30, 2010 (Inception)
	September 30, 2013	September 30, 2012	to September 30, 2013

Revenue:	$-	$-	$-

Operating Expenses:
Professional Fees	3,650	3,953	47,515
General and Administrative	192	68	22,437
Total Operating Expenses	3,842	4,021	69,952

Net loss	(3,842)	$(4,021)	$(69,952)

Basic and diluted net loss per share	(0.04)	$(0.04)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying footnotes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the three months ended	For the three months ended	From June 30, 2010 (Inception)
	September 30, 2013	September 30, 2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,842)	$(4,021)	$(69,952)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,350)	453	3,925

Net cash used in operating activities	(5,192)	(3,568)	(66,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	5,000	4,000	49,561
Shareholder contributions	-	-	16,568

Net cash provided by financing activities	5,000	4,000	66,129

NET INCREASE IN CASH & CASH EQUIVALENTS	(192)	432	102

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	294	548	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$102	$980	$102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Europa Acquisition I, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

NOTE 2- GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013, the President advanced $5,000 to the Company. As of September 30, 2013, $49,561 was due to him. This amount is unsecured, non-interest bearing, and due on demand.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operation

We have not had any operating income since inception.  We had a net loss of $3,842 and $4,021 in the three months ended September 30, 2013 and September 30, 2012, respectively.  Since inception we have incurred a net loss of $69,952. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $69,952 from inception and a working capital and stockholders’ deficiency of $53,384 at September 30, 2013, and used $66,027 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)   Exhibits

31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Schema
101.CAL+	XBRL Taxonomy Calculation Linkbase
101.DEF+	XBRL Taxonomy Definition Linkbase
101.LAB+	XBRL Taxonomy Label Linkbase
101.PRE+	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	November 14, 2013
Allan C. Schwartz