Form 10-Q
period 2013-12-31
Europa Acquisition I, Inc.
filed 2014-02-12
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
_______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2014: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2013

Item 1.    Financial Statements.

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2013
(Unaudited)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & equivalents	$638	$294

Total Assets	$638	$294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,050	$5,275
Loan payable- related party	60,561	44,561

Total Liabilities	64,611	49,836

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized
none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized;
100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(80,541)	(66,110)
Total shareholders' deficit	$(63,973)	$(49,542)

Total Liabilities and Shareholders' Deficit	$638	$294

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three months	For the three months	For the six months	For the six months	From June 30, 2010
	ended December 31, 2013	ended December 31, 2012	ended December 31, 2013	ended December 31, 2012	(Inception) to December 31, 2013

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	10,480	3,873	12,253	7,826	56,118
General and Administrative	109	114	2,178	182	24,423
Total Operating Expenses	10,589	3,987	14,431	8,008	80,541

Net loss	(10,589)	$(3,987)	$(14,431)	$(8,008)	$(80,541)

Basic and diluted net loss per share	(0.11)	$(0.04)	$(0.14)	$(0.08)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the six month	For the six month	From June 30, 2010
	period ended December 31, 2013	period ended December 31, 2012	(Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,431)	$(8,008)	$(80,541)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(1,225)	(1,200)	4,050
Net cash used in operating activities	(15,656)	(9,208)	(76,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	16,000	9,000	60,561
Sahreholder contributions	-	-	16,568
Net cash provided by financing activities	16,000	9,000	77,129

NET INCREASE IN CASH & CASH EQUIVALENTS	344	(208)	638

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	294	548	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$638	$340	$638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2013, the President advanced $16,000 to the Company. As of December 31, 2013, $60,561 was due to him. This amount is unsecured, non-interest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2013 we incurred a net loss of $10,589 and since inception we have incurred a net loss of $80,541. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $80,541 from inception and a working capital and stockholders’ deficit of $63,973 at December 31, 2013, and used $76,491 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	February 12, 2014
Allan C. Schwartz