Form 10-Q
period 2014-03-31
Europa Acquisition I, Inc.
filed 2014-05-15
CIK 1497033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

March 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T.	Control and Procedures	8

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURE		10

Item 1.     Financial Statements

The accompanying interim unaudited condensed consolidated financial statements of Europa Acquisition I, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2013 (filed with the Securities and Exchange Commission on October 16, 2013).

Europa Acquisition I, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2014
(Unaudited)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$78	$294

Total Assets	$78	$294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,050	$5,275
Loan payable - related party	64,562	44,561

Total Liabilities	68,612	51,836

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(85,102)	(66,110)
	$(68,534)	$(51,542)

Total Liabilities and Shareholders' Deficit	$78	$294

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three months	For the three months	For the nine months	For the nine months	From June 30, 2010 (Inception)
	ended March 31, 2014	ended March 31, 2013	ended March 31, 2014	ended March 31, 2013	to March 31, 2014

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Professional Fees	4,478	5,689	16,731	13,515	60,596
General and Administrative	83	172	2,261	354	24,506
Total Operating Expenses	4,561	5,861	18,992	13,869	85,102

Net loss	(4,561)	$(5,861)	$(18,992)	$(13,869)	$(85,102)

Basic and diluted net loss per share	(0.05)	$(0.06)	$(0.19)	$(0.14)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the nine month period	For the nine month period	From June 30, 2010 (Inception)
	ended March 31, 2014	ended March 31, 2013	to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,992)	$(13,869)	$(85,102)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,225)	(3,125)	4,050

Net cash used in operating activities	(20,217)	(16,994)	(81,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	20,001	17,000	64,562
Shareholder contributions	-	-	16,568

Net cash provided by financing activities	20,001	17,000	81,130

NET INCREASE IN CASH & CASH EQUIVALENTS	(216)	6	78

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	294	548	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$78	$554	$78

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2014, the President advanced $20,001 to the Company. As of March 31, 2014, $64,562 was due to him. The amount is unsecured, noninterest bearing, and due on demand.

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

Plan of Operation

We were incorporated on June 30, 2010 in the state of Nevada. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operation

Revenue

We are a shell company and have not yet generated any income.

Operating Expenses

Operating expenses were $4,561 for the three months ended March 31, 2014, a decrease of $1,300 compared to operating expenses of $5,861 for the three months ended March 31, 2013. The slight decrease is attributable to a slight decrease in professional fees and office expenses.

Net Loss

For the three months ended March 31, 2014 we incurred a net loss of ($4,561), as compared to a net loss of ($5,861) for the three months ended March 31, 2013. The slight decrease is attributable to a slight decrease in professional fees and office expenses.

Liquidity and Capital Resources

At March 31, 2014, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of ($85,102) from inception and a working capital and stockholders’ deficiency of ($68,534) at March 31, 2014, and used ($81,052) cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Not applicable.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

* Filed herewithIn accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	May 15, 2014
Allan C. Schwartz