Form 10-K
period 2014-06-30
Europa Acquisition I, Inc.
filed 2014-10-14
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION I, INC.

(Exact name of registrant as specified in charter)

NEVADA	27-3819552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

721 Fifth Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 879-9600

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2013: None.

As of October 14, 2014, there were approximately 100,000 shares of the registrant’s common stock outstanding.

.

EUROPA ACQUISITION I, INC.

ANNUAL REPORT ON FORM 10-K

June 30, 2014

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

On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. G. Schwartz resigned as a member of our Board of Directors and Mr. A. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. G. Schwartz’s resignation from, and Mr. A. Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of October 14, 2014, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of October 14, 2014, there were no shares of preferred stock issued and outstanding .

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

Unregistered Sales of Equity Securities

None

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

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. G. Schwartz resigned as a member of our Board of Directors and Mr. A. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. G. Schwartz’s resignation from, and Mr. A. Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Results of Operation

We did not have any operating income from inception through June 30, 2014. For the fiscal year ended June 30, 2014, we recognized a net loss of $27,429. Expenses for the fiscal year ended June 30, 2014 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2014, we had cash of $540.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $27,429 for the fiscal year ended June 30, 2014.  Cash used in operating activities during the fiscal year ended June 30, 2014 was $24,754.  As of June 30, 2014, we had a stockholders’ deficiency of $76,971.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8.      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Europa Acquisition I, Inc.

New York, New York

We have audited the accompanying balance sheet of Europa Acquisition I, Inc, (the “Company") as of June 30, 2014 and 2013, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Europa Acquisition I, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

October 14, 2014

F-1

Europa Acquisition I, Inc

BALANCE SHEETS

June 30, 2014

ASSETS
	June 30, 2014	June 30, 2013
CURRENT ASSETS:
Cash & equivalents	$540	$294

Total Assets	$540	$294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,950	$5,275
Loan payable- related party	69,561	44,561

Total Liabilities	77,511	49,836

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock (no par value, 100,000,000 shares authorized; 100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Deficit accumulated during the development stage	(93,539)	(66,110)
	$(76,971)	$(49,542)

Total Liabilities and Shareholders' Deficit	$540	$294

The accompanying notes are an integral part of these financial statements.

F-2

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

	For the year	For the year
	ended June 30, 2014	ended June 30, 2013

Revenue:	$-	$-

Operating Expenses:
Professional Fees	19,425	17,115
General and Administrative	8,004	4,164
Total Operating Expenses	27,429	21,279

Net loss	$(27,429)	$(21,279)

Basic and diluted net loss per share	$(0.27)	$(0.21)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these financial statements.

F-3

Europa Acquisition I, Inc.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended June 30, 2014	ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,429)	$(23,279)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	2,675	2,025

Net cash used in operating activities	(24,754)	(21,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable- related party	25,000	21,000
Shareholder contributions	-	-
Proceeds from issuance of 100,000 shares common stock	-	-

Net cash provided by financing activities	25,000	21,000

NET INCREASE IN CASH & CASH EQUIVALENTS	246	(254)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	294	548

CASH & CASH EQUIVALENTS, ENDING BALANCE	$540	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

Europa Acquisition I, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - June 30, 2012	100,000	100	16,468	(44,831)	(28,263)

Loss for the period ended June 30, 2013	-	-	-	(21,279)	(21,279)

Balance June 30, 2013	100,000	$100	$16,468	$(66,110)	$(49,542)

Loss for the period ended June 30, 2014	-	-	-	(27,429)	(27,429)

Balance June 30, 2014	100,000	$100	$16,468	$(93,539)	$(76,971)

The accompanying notes are an integral part of these financial statements.

F-5

EUROPA ACQUISITION I, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

Europa Acquisition I, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities include developing the business plan and raising capital.

In the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Summary of Significant Policies

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

F-6

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the year ended June 30, 2014, the President loaned $25,000 to the Company on an unsecured, interest-free basis.

NOTE 4 – INCOME TAXES

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

F-7

As of June 30, 2014, the Corporation has available operating loss carryforwards of approximately $94,000 for Federal Income Tax purposes which expire in various years through 2033.  Because the future utilizations of these tax carryforward losses is uncertain, no related deferred tax asset account has been reflected in the accompanying financial statements.

A summary of the Company’s deferred tax assets as of June 30, 2014 are as follows:

	2014	2013
Federal net operating loss (@34%)	$32,000	$22,000
Less: valuation allowance	(32,000)	(22,000)
Net deferred tax asset	$-	$-

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through October 14, 2014, which is through the date of this filing, and determined there are no events to disclose.

F-8

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer, as of October 14, 2014, is set forth below. On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately.  In addition, Mr. G. Schwartz resigned as a member of our Board of Directors and Mr. A. Schwartz was appointed as the Chairman of the Board of Directors.  In accordance with Rule 14f-1 under the Exchange Act, Mr. G. Schwartz’s resignation from, and Mr. A. Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Name	Age	Position and Offices Held
Allan Schwartz	66	Chairman, President and Chief Executive Officer

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of June 30, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 14, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Allan Schwartz	0	*
All directors and executive officers as a group (1 person)	0	*

Beneficial owners of more than 5% of our common stock
Allan C. Schwartz	100,000	100%

* Denotes less than 1%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions since the beginning of the fiscal year ended June 30, 2014, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were billed approximately $5,000 and $5,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2014 and 2013.

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

EUROPA ACQUISITION I, INC.

Dated: October 14, 2014	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Allan Schwartz	President, Chief Executive Officer and Director	October 14, 2014
Allen Schwartz

