Form 10-Q
period 2014-09-30
Europa Acquisition I, Inc.
filed 2014-11-14
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(212)879-9600

(Issuer Telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2014: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	(Removed & Reserved)	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURE

Item 1. Financial Statements

Europa Acquisition I, Inc

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash & equivalents	$458	$540

Total Assets	$458	$540

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,550	$7,950
Loan payable to related party	72,112	69,561

Total Liabilities	81,662	77,511

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(97,772)	(93,539)
	$(79,953)	$(76,971)

Total Liabilities and Shareholders' Deficit	$458	$540

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ended September 30, 2014	ended September 30, 2013

Revenue:	$-	$-

Operating Expenses:
Professional Fees	4,150	3,650
General and Administrative	83	192
Total Operating Expenses	2,983	3,842

Net loss	(4,233)	$(3,842)

Basic and diluted net loss per share	(0.04)	$(0.04)

Weighted average number of shares - basic and diluted	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three month period	For the three month period
	ended September 30, 2014	ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,233)	$(3,842)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	1,600	(1,350)

Net cash used in operating activities	(2,633)	(5,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	2,551	5,000

Net cash provided by financing activities	2,551	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	(82)	(192)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	540	294

CASH & CASH EQUIVALENTS, ENDING BALANCE	$458	$102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Europa Acquisition I, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, the President loaned $72,112 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2014 and 2013 we incurred a net loss of $4,233 and $3,842, respectively. Expenses from for the three months ended September 30, 2014 and September 30, 2013 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2014, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the three months ended September 30, 2014 was $(2,632) as compared to $(5,192) for the three months ended September 30, 2013.

There was no cash used in investing activities for the three months ended September 30, 2014 and 2013.

Net cash provided by financing activities for the three months ended September 30, 2014 was $2,551 as compared to $5,000 for the same period in the prior year.

As reflected in the accompanying financial statements, the Company has a net loss of $97,772 from inception and a working capital and stockholders’ deficit of $81,204 at September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

None.

Item 4. Mine Safety Disclosures

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	November 14, 2014
Allan C. Schwartz

