Form 10-Q/A
period 2014-09-30
Europa Acquisition I, Inc.
filed 2014-11-18
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

Amendment No. 1

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

SIGNATURE

Item 1. Financial Statements

Europa Acquisition I, Inc

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash & equivalents	$458	$540

Total Assets	$458	$540

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,550	$7,950
Loan payable to related party	72,112	69,561

Total Liabilities	81,662	77,511

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(97,772)	(93,539)
	$(81,204)	$(76,971)

Total Liabilities and Shareholders' Deficit	$458	$540

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ended September 30, 2014	ended September 30, 2013

Revenue:	$-	$-

Operating Expenses:
Professional Fees	4,150	3,650
General and Administrative	83	192
Total Operating Expenses	4,233	3,842

Net loss	(4,233)	$(3,842)

Basic and diluted net loss per share	(0.04)	$(0.04)

Weighted average number of shares - basic and diluted	100,000	100,000

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

Net cash used in operations for the three months ended September 30, 2014 was $(2,63 3 ) as compared to $(5,192) for the three months ended September 30, 2013.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	November 17, 2014
Allan C. Schwartz

