Form 10-Q
period 2014-12-31
Europa Acquisition I, Inc.
filed 2015-02-12
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2015: 100,000 shares of common stock.

1

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2014

Europa Acquisition I, Inc.
BALANCE SHEETS
December 31, 2014
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & equivalents	$1,832	$540
Total Current Assets	1,832	540
Total Assets	$1,832	$540

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,050	$7,950
Loan payable - related parties	85,611	69,561
Total Current Liabilities	89,661	77,511
Total Liabilities	89,661	77,511

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(104,397)	(93,539)
	$(87,829)	$(76,971)

Total Liabilities and Shareholders' Deficit	$1,832	$540

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended December 31, 2014	ended December 31, 2013	ended December 31, 2014	ended December 31, 2013

Revenue:	$-	$-	$-	$-

Operating Expenses:
Professional Fees	7,747	10,480	10,647	12,253
General and Administrative	128	109	211	2,178
Total Operating Expenses	7,875	10,589	10,858	14,431

Net loss	$(7,875)	$(10,589)	$(10,858)	$(14,431)

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.11)	$(0.14)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

Europa Acquisition I, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period	For the six month period
	ended December 31, 2014	ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,858)	$(14,431)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilites
Increase (decrease) in accounts payable	(3,900)	(1,225)

Net cash used in operating activities	(14,758)	(15,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	16,050	16,000

Net cash provided by financing activities	16,050	16,000

NET INCREASE IN CASH & CASH EQUIVALENTS	1,292	344

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	540	294

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,832	$638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EUROPA ACQUISITION I, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

ORGANIZATION

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

In the year ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – BASIS OF PRESENTATION

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

6

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, the President loaned $85,611 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2014 and 2013 we incurred a net loss of $7,875 and $10,589, respectively and since inception we have incurred an accumulated deficit of $104,397. For the six months ended December 31, 2014 and 2013 we incurred a net loss of $10,858 and $14,431, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2014, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the six months ended December 31, 2014 was $(14,758) as compared to $(15,656) for the three months ended December 31, 2013.

There was no cash used in investing activities for the six months ended December 31, 2014 and 2013.

Net cash provided by financing activities for the six months ended December 31, 2014 was $16,050 compared to $16,000 for the same period in the prior year.

As reflected in the accompanying financial statements, the Company has a net loss of $104,397 from inception and a negative working capital of $87,829 at December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1#	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	February 12, 2015
Allan C. Schwartz

