Form 10-Q
period 2015-03-31
Europa Acquisition I, Inc.
filed 2015-05-13
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(212) 879-9600

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2015: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

March 31, 2015

PART I-- FINANCIAL INFORMATION

Item 1.     Financial Statements

Europa Acquisition I, Inc.

BALANCE SHEETS

March 31, 2015 and June 30, 2014

(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & equivalents	$710	$540
Total Current Assets	710	540
Total Assets	$710	$540

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,051	$7,950
Loan payable - related parties	89,111	69,561
Total Current Liabilities	93,162	77,511
Total Liabilities	93,162	77,511

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(109,020)	(93,539)
	$(92,452)	$(76,971)

Total Liabilities and Shareholders' Deficit	$710	$540

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended March 31, 2015	ended March 31, 2014	ended March 31, 2015	ended March 31, 2014

Revenue:	$-	$-	$-	$-

Operating Expenses:
Professional Fees	4,537	4,478	15,185	16,731
General and Administrative	84	83	296	2,261
Total Operating Expenses	4,621	4,561	15,481	18,992

Net loss	$(4,621)	$(4,561)	$(15,481)	$(18,992)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.15)	$(0.19)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period	For the nine month period
	ended March 31, 2015	ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,481)	$(18,992)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(3,899)	(1,225)

Net cash used in operating activities	(19,380)	(20,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	19,550	20,001

Net cash provided by financing activities	19,550	20,001

NET INCREASE IN CASH & CASH EQUIVALENTS	170	(216)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	540	294

CASH & CASH EQUIVALENTS, ENDING BALANCE	$710	$78

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, the President loaned $89,111 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended March 31, 2015 and 2014 we incurred a net loss of $4,621 and $4,561, respectively and since inception we have incurred an accumulated deficit of $109,020. For the nine months ended March 31, 2015 and 2014 we incurred a net loss of $15,481 and $18,992, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2015, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the nine months ended March 31, 2015 was $(19,380) as compared to $(20,217) for the nine months ended March 31, 2014.

There was no cash used in investing activities for the nine months ended March 31, 2015 and 2014.

Net cash provided by financing activities for the nine months ended March 31, 2015 was $19,550 compared to $20,001 for the same period in the prior year.

As reflected in the accompanying financial statements, the Company has a net loss of $109,020 from inception and a negative working capital of $92,452 at March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	May 13, 2015
Allan C. Schwartz

