Form 10-K
period 2015-06-30
Europa Acquisition I, Inc.
filed 2015-09-16
CIK 1497033

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION I, INC.

(Exact name of registrant as specified in charter)

NEVADA	27-3819552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

641 Fifth Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)879-9600

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 per share
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2014: None.

As of September 16, 2015 there were approximately 100,000 shares of the registrant’s common stock outstanding.

EUROPA ACQUISITION I, INC.

ANNUAL REPORT ON FORM 10-K

June 30, 2015

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share. The Common Stock is not listed on a publicly-traded market. As of September 16, 2015, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 16, 2015, there were no shares of preferred stock issued and outstanding.

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

Results of Operation

We did not have any operating income from inception through June 30, 2015. For the fiscal year ended June 30, 2015, we recognized a net loss of $19,906. Expenses for the fiscal year ended June 30, 2015 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $834. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $19,906 for the fiscal year ended June 30, 2015. Cash used in operating activities during the fiscal year ended June 30, 2015 was $23,756. As of June 30, 2015, we had a stockholders’ deficiency of $96,877. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Europa Acquisition I, Inc.

New York, New York

We have audited the accompanying balance sheets of Europa Acquisition I, Inc, (the “Company") as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Europa Acquisition I, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

September 16, 2015

Europa Acquisition I, Inc.

BALANCE SHEETS

June 30, 2015

	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & equivalents	$834	$540
Total Current Assets	834	540
Total Assets	$834	$540

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,100	$7,950
Loan payable - related parties	93,611	69,561
Total Current Liabilities	97,711	77,511
Total Liabilities	97,711	77,511

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding)	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(113,445)	(93,539)
	$(96,877)	$(76,971)

Total Liabilities and Shareholders' Deficit	$834	$540

F-2

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

	For the twelve months ended	For the twelve months ended
	June 30, 2015	June 30, 2014

Revenue:	$-	$-

Operating Expenses:
Professional Fees	13,895	19,425
General and Administrative	6,011	8,004
Total Operating Expenses	19,906	27,429

Net loss	$(19,906)	$(27,429)

Basic and diluted net loss per share	$(0.20)	$(0.27)

Weighted average number of shares used in calculating basic and diluted net loss per share	100,000	100,000

Europa Acquisition I, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,906)	$(27,429)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(3,850)	2,675

Net cash used in operating activities	(23,756)	(24,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable from related parties	24,050	25,000

Net cash provided by financing activities	24,050	25,000

NET INCREASE IN CASH & CASH EQUIVALENTS	294	246

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	540	294

CASH & CASH EQUIVALENTS, ENDING BALANCE	$834	$540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

F-4

Europa Acquisition I, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2013	100,000	$100	$16,468	$(66,110)	$(49,542)

Loss for the period ended June 30, 2014	-	-	-	(27,429)	(27,429)

Balance June 30, 2014	100,000	$100	$16,468	$(93,539)	$(76,971)

Loss for the period ended June 30, 2015	-	-	-	(19,906)	(19,906)

Balance June 30, 2015	100,000	$100	$16,468	$(113,445)	$(96,877)

EUROPA ACQUISITION I, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES

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

NOTE 3 - RELATED PARTIES

For the year ended June 30, 2015, the President loaned $24,050 to the Company on an unsecured, interest-free basis, compared with $25,000 for the year ended June 30, 2014. As of June 30, 2015 and 2014, there was $93,611 and $69,561, respectively borrowed.

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

As of June 30, 2015, the Corporation has available operating loss carryforwards of approximately $113,000 for Federal Income Tax purposes which expire in various years through 2034.  Because the future utilizations of these tax carryforward losses is uncertain, no related deferred tax asset account has been reflected in the accompanying financial statements.

A summary of the Company’s deferred tax assets as of June 30, 2015 and 2014 are as follows:

	2015	2014
Federal net operating loss (@34%)	$39,000	$32,000
Less: valuation allowance	(39,000)	(32,000)
Net deferred tax asset	$-	$-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our sole director and officer, as of September 16, 2015, is set forth below. On May 11, 2012, Gregory Schwartz resigned as our President, effective immediately, and Allan Schwartz was appointed as our President and Chief Executive Officer, effectively immediately. In addition, Mr. G. Schwartz resigned as a member of our Board of Directors and Mr. A. Schwartz was appointed as the Chairman of the Board of Directors. In accordance with Rule 14f-1 under the Exchange Act, Mr. G. Schwartz’s resignation from, and Mr. A. Schwartz’s appointment to, our Board of Directors became effective on May 11, 2012.

Name	Age	Position and Offices Held
Allan Schwartz	67	Chairman, President and Chief Executive Officer

ALLAN SCHWARTZ, ESQ. began his career in the early 1970’s after graduating from New York University and law school in New York City. He became a partner at Schwartz & Weiss, PC, a certiorari tax law firm representing many of the City of New York's top real estate families, prestigious institutions, and major corporate owners. Over the following decades, he built the law firm into the firm of Schwartz, Weiss, Steckler, Hoffman & Hade, P.C. In the late 1990's, Mr. Schwartz became a co-founder in the New York City's premier certiorari tax law firm of Podell Schwartz Schechter & Banfield LLP and to this day, currently occupies the position of Senior Counsel to his firm. In 2004 and 2005, Mr. Schwartz and his partner, Steven Wasserman, began to represent, as strategic financial advisors, families in the Greek shipping community and were responsible for their and other clients raising more than $1B in equity for United States publicly listed companies. In 2008, Messrs. Schwartz and Wasserman became co-founders of the Capital Markets Group at Rodman & Renshaw, and enjoyed the title of Senior Managing Directors until his departure in 2010. Mr. Schwartz has been active as a real estate principal and owner in both New York and Palm Beach.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of June 30, 2015.

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

The following table sets forth certain information as of September 16, 2015 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

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

Transactions with Related Persons

There have been no transactions since the beginning of the fiscal year ended June 30, 2015, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

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

Audit Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we were billed approximately $7,950 and $5,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2015 and 2014.

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

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on July 20, 2010 (“Form 10”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form 10]
10.1		Description of Verbal Management Consulting Agreement Between Europa Acquisition I, Inc., and Peter Reichard [incorporated by reference to Exhibit 10.1 to the Form 10]
10.2		Stock Purchase Agreement by and among the Company, Peter Reichard, Peter Coker, Beige Holdings, LLC and Marlin Financial Group, Inc. effective October 1, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2010]
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION I, INC.

Dated: September 16, 2015	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan Schwartz	President, Chief Executive Officer and Director	September 16, 2015
Allen Schwartz

