Form 10-Q
period 2015-09-30
Europa Acquisition I, Inc.
filed 2015-11-16
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2015: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

September 30, 2015

Item 1. Financial Statements

Europa Acquisition I, Inc
BALANCE SHEETS
September 30, 2015 and June 30, 2015
(Unaudited)

ASSETS
	(Unaudited)	(Audited)
	September 30, 2015	June 30, 2015
CURRENT ASSETS:
Cash & equivalents	$1,720	$834
Total Current Assets	1,720	834
Total Assets	$1,720	$834

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,300	$4,100
Loan payable - related parties	102,111	93,611
Total Current Liabilities	106,411	97,711
Total Liabilities	106,411	97,711

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(121,259)	(113,445)
	$(104,691)	$(96,877)

Total Liabilities and Shareholders' Deficit	$1,720	$834

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months
	ended September 30, 2015	ended September 30, 2014

Revenue:	$-	$-

Operating Expenses:
Professional Fees	6,335	4,150
General and Administrative	1,479	83
Total Operating Expenses	7,814	4,233

Net loss	$(7,814)	$(4,233)

Basic and diluted net loss per share	$(0.08)	$(0.04)

Weighted average number of shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period	For the three month period
	ended September 30, 2015	ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,814)	$(4,233)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	200	1,600

Net cash used in operating activities	(7,614)	(2,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	8,500	2,551

Net cash provided by financing activities	8,500	2,551

NET INCREASE IN CASH & CASH EQUIVALENTS	886	(82)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	834	540

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,720	$458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

ORGANIZATION

The accompanying unaudited financial statements of Europa Acquisition I, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, the President loaned $102,111 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2015 and 2014 we incurred a net loss of $7,814 and $4,233, respectively and since inception we have incurred an accumulated deficit of $121,259. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2015, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the three months ended September 30, 2015 was $(7,614) as compared to $(2,633) for the three months ended September 30, 2014.

There was no cash used in investing activities for the three months ended September 30, 2015 and 2014.

Net cash provided by financing activities for the three months ended September 30, 2015 was $8,500 compared to $2,551 for the same period in the prior year.

As reflected in the accompanying financial statements, the Company has a net loss of $121,259 from inception and a negative working capital of $104,691 at September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1*	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1**	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	November 16, 2015
Allan C. Schwartz

