Form 10-Q
period 2015-12-31
Europa Acquisition I, Inc.
filed 2016-02-16
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to ______.

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

Yes  ☐   No  ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2016: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

December 31, 2015

Europa Acquisition I, Inc

BALANCE SHEETS

December 31, 2015 and June 30, 2015

(Unaudited)

	(Unaudited)	(Audited)
	December 31, 2015	June 30, 2015
ASSETS

CURRENT ASSETS:
Cash & equivalents	$1,673	$834
Total Current Assets	1,673	834
Total Assets	$1,673	$834

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,150	$4,100
Loan payable - related parties	109,111	93,611
Total Current Liabilities	111,261	97,711
Total Liabilities	111,261	97,711

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(126,156)	(113,445)
Total stockholders’ deficit	$(109,588)	$(96,877)

Total Liabilities and Shareholders' Deficit	$1,673	$834

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended December 31, 2015	ended December 31, 2014	ended December 31, 2015	ended December 31, 2014

Revenue:	$-	$-	$-	$-

Operating Expenses:
Professional Fees	3,750	7,747	10,085	10,647
General and Administrative	1,147	128	2,626	211
Total Operating Expenses	4,897	7,875	12,711	10,858

Net loss	$(4,897)	$(7,875)	$(12,711)	$(10,858)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.13)	$(0.11)

Weighted average number of common shares used in calculating basic and diluted net loss per common share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month	For the six month
	period ended December 31, 2015	period ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,711)	$(10,858)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,950)	(3,900)

Net cash used in operating activities	(14,661)	(14,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	15,500	16,050

Net cash provided by financing activities	15,500	16,050

NET INCREASE IN CASH & CASH EQUIVALENTS	839	1,292

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	834	540

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,673	$1,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. In order to minimize the financial burden on the Company’s CEO, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2015, the President loaned $109,111 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2015 and 2014 we incurred a net loss of $4,898 and $7,875, respectively and since inception we have incurred an accumulated deficit of $126,156. For the six months ended December 31, 2015 and 2014 we incurred a net loss of $12,711 and $10,858, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2015, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the six months ended December 31, 2015 was $(14,662) as compared to $(14,758) for the six months ended December 31, 2014.

There was no cash used in investing activities for the six months ended December 31, 2015 and 2014.

Net cash provided by financing activities for the six months ended December 31, 2015 was $15,500 compared to $16,050 for the same period in the prior year.

As reflected in the accompanying financial statements, the Company has a net loss of $126,156 from inception and a negative working capital of $109,588 at December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth above did not have an immediate negative effect on our financial results because of our small size of operation. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements if the Company were growing substantially in the future periods.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

None.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	February 16, 2016
Allan C. Schwartz

