Form 10-K/A
period 2015-06-30
Europa Acquisition I, Inc.
filed 2016-03-07
CIK 1497033

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K/A

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

Explanatory Note

This Amendment to the Form 10-K for the year ended June 30, 2015 (the “Amendment”) is being filed to (1) remove any reference to Narayan Capital Funding Corp., an entity that has no relationship with the Company and (2) amend our Controls and Procedures section to fully comply with the requirements of Item 308 and 309 of Regulation S-K.

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

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. In order to minimize the financial burden on the Company, CEO, the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and CEO deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company's Principle Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Company's disclosure controls and procedures to cause them to become effective.

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2015.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2015.These material weaknesses have also resulted in the correction of errors and amended 10-K disclosed in prior periods. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that do not apply to the Company as a smaller reporting company.

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

EUROPA ACQUISITION I, INC.

Dated: March 7, 2016	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan Schwartz	President, Chief Executive Officer and Director	March 7, 2016
Allen Schwartz

