Form 10-Q/A
period 2015-09-30
Europa Acquisition I, Inc.
filed 2016-03-07
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment to the Form 10-Q for the quarter ended September 30, 2015 (the “Amendment”) is being filed to amend Part I, Item 4 (1) to state that our internal controls and procedures were not effective for the period ended September 30, 2015, (2) to fully comply with the requirements of Item 307 and 308 of Regulation S-K and (3) remove any reference to Narayan Capital Funding Corp., an entity that has no relation with the Company.

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

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months
	ended September 30, 2015	ended September 30, 2014

Revenue:	$-	$-

Operating Expenses:
Professional Fees	6,335	4,150
General and Administrative	1,479	83
Total Operating Expenses	7,814	4,233

Net loss	$(7,814)	$(4,233)

Basic and diluted net loss per common share	$(0.08)	$(0.04)

Weighted average number of common shares used in calculating
basic and diluted net loss per share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period	For the three month period
	ended September 30, 2015	ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,814)	$(4,233)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	200	1,600

Net cash used in operating activities	(7,614)	(2,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	8,500	2,551

Net cash provided by financing activities	8,500	2,551

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	886	(82)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	834	540

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,720	$458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. In order to minimize the financial burden on the Company’s CEO has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	March 7, 2016
Allan C. Schwartz

