Form 10-Q
period 2016-03-31
Europa Acquisition I, Inc.
filed 2016-05-11
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2016: 100,000 shares of common stock.

EUROPA ACQUISITION I, INC.

FORM 10-Q

March 31, 2016

INDEX

PART I-- FINANCIAL INFORMATION

Europa Acquisition I, Inc

BALANCE SHEETS

March 31, 2016 and June 30, 2015

(Unaudited)

	(Unaudited)	(Audited)
	March 31, 2016	June 30, 2015
ASSETS

CURRENT ASSETS:
Cash & equivalents	$1,635	$834
Total Current Assets	1,635	834
Total Assets	$1,635	$834

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,150	$4,100
Loan payable - related parties	117,111	93,611
Total Current Liabilities	119,261	97,711
Total Liabilities	119,261	97,711

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(134,194)	(113,445)
Total stockholders' deficit	$(117,626)	$(96,877)

Total Liabilities and Total Shareholders' Deficit	$1,635	$834

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended March 31, 2016	ended March 31, 2015	ended March 31, 2016	ended March 31, 2015

Revenue:	$-	$-	$-	$-

Operating Expenses:
Professional Fees	5,900	4,537	15,985	15,185
General and Administrative	2,138	84	4,764	296
Total Operating Expenses	8,038	4,621	20,749	15,481

Net loss	$(8,038)	$(4,621)	$(20,749)	$(15,481)

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.21)	$(0.15)

Weighted average number of common shares used in calculating basic and diluted net loss per common share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Europa Acquisition I, Inc

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month period	For the nine month period
	ended March 31, 2016	ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,749)	$(15,481)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilites:
Increase (decrease) in accounts payable	(1,950)	(3,899)

Net cash used in operating activities	(22,699)	(19,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	23,500	19,550

Net cash provided by financing activities	23,500	19,550

NET INCREASE IN CASH & CASH EQUIVALENTS	801	170

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	834	540

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,635	$710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EUROPA ACQUISITION I, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Europa Acquisition I, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has a working capital deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. In order to minimize the financial burden on the Company, the Company’s CEO, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, the President loaned $117,111 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended March 31, 2016 and 2015 we incurred a net loss of $8,038 and $4,621, respectively and since inception we have incurred an accumulated deficit of $134,194. For the nine months ended March 31, 2016 and 2015 we incurred a net loss of $20,749 and $15,481, respectively. Expenses were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2016, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the nine months ended March 31, 2016 was $(22,699) as compared to $(19,380) for the nine months ended March 31, 2015.

There was no cash used in investing activities for the nine months ended March 31, 2016 and 2015.

Net cash provided by financing activities for the nine months ended March 31, 2016 was $23,500 compared to $19,550 for the nine months ended March 31, 2015.

As reflected in the accompanying financial statements, the Company has a net loss of $134,194 from inception and a negative working capital of $117,626 at March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls.  As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	May 11, 2016
Allan C. Schwartz

