Form 10-K
period 2016-06-30
Wintahenderson International, Inc.
filed 2016-09-19
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2016

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WINTAHENDERSON INTERNATIONAL, INC.

(formerly known as Europa Acquisition I, Inc.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2015: None.

As of September 15, 2016, there were approximately 100,000 shares of the registrant’s common stock outstanding.

WINTAHENDERSON INTERNATIONAL, INC.

(formerly known as Europa Acquisition I, Inc.)

ANNUAL REPORT ON FORM 10-K

June 30, 2016

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Wintahenderson International, Inc. (formerly known as Europa Acquisition I, Inc.)  “SEC” refers to the Securities and Exchange Commission.

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

On July 8, 2016, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change the name of the company from “Europa Acquisition 1, Inc.” to “Wintahenderson International, Inc.”. The Amendment was effective July 8, 2016.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only 1 shareholder, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of September 15, 2016, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of September 15, 2016, there were no shares of preferred stock issued and outstanding.

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

Unregistered Sales of Equity Securities

None.

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

During the next twelve (12) months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

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

On July 8, 2016, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change the name of the company from “Europa Acquisition 1, Inc.” to Wintahenderson International, Inc.”. The Amendment was effective July 8, 2016.

Results of Operation

We did not have any operating income from inception through June 30, 2016.

For the fiscal years ended June 30, 2016 and 2015, we recognized a net loss of $27,443 and $19,906. Expenses for the fiscal years ended June 30, 2016 and 2015 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $441.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $27,443 and $19,906 for fiscal years ended June 30, 2016 and 2015.  Cash used in operating activities during fiscal years ended June 30, 2016 and 2015 were $28,393 and $23,756.  As of June 30, 2016 and 2015, we had a stockholders’ deficiency of $124,320 and $96,877.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wintahenderson International, Inc.

(formerly known as Europa Acquisition I, Inc.)

New York, New York

We have audited the accompanying balance sheets of Wintahenderson International, Inc. (formerly known as Europa Acquisition I, Inc.), (the “Company") as of June 30, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

September 19, 2016

Wintahenderson International, Inc.

(formerly known as Europa Acquisition I, Inc)

BALANCE SHEETS

	June 30, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash & equivalents	$441	$834
Total Current Assets	441	834
Total Assets	$441	$834

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,150	$4,100
Loan payable - related parties	121,611	93,611
Total Current Liabilities	124,761	97,711
Total Liabilities	124,761	97,711

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(140,888)	(113,445)
	$(124,320)	$(96,877)

Total Liabilities and Shareholders' Deficit	$441	$834

The accompanying notes are an integral part of these financial statements

Wintahenderson International, Inc.
(formerly known as Europa Acquisition I, Inc)
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	ended June 30, 2016	ended June 30, 2015

Revenue:	$-	$-

Operating Expenses:
Professional Fees	21,085	13,895
General and Administrative	6,358	6,011
Total Operating Expenses	27,443	19,906

Net loss	$(27,443)	$(19,906)

Basic and diluted net loss per common share	$(0.27)	$(0.20)

Weighted average number of common shares - Basic and diluted	100,000	100,000

The accompanying notes are an integral part of these financial statements

Wintahenderson International, Inc.
(formerly known as Europa Acquisition I, Inc)
STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended June 30, 2016	ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,443)	$(19,906)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services
Changes in operating assets and liabilities
Decrease in accounts payable	(950)	(3,850)

Net cash used in operating activities	(28,393)	(23,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable from related parties	28,000	24,050

Net cash provided by financing activities	28,000	24,050

NET INCREASE IN CASH & CASH EQUIVALENTS	(393)	294

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	834	540

CASH & CASH EQUIVALENTS, ENDING BALANCE	$441	$834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

Wintahenderson International, Inc.
(formerly known as Europa Acquisition I, Inc)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2014	100,000	$100	$16,468	$(93,539)	$(76,971)

Net loss	-	-	-	(19,906)	(19,906)

Balance June 30, 2015	100,000	$100	$16,468	$(113,445)	$(96,877)

Net loss	-	-	-	(27,443)	(27,443)

Balance June 30, 2016	100,000	$100	$16,468	$(140,888)	$(124,320)

The accompanying notes are an integral part of these financial statements

WINTAHENDERSON INTERNATIONAL, INC.

(formerly known as Europa Acquisition I, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND 2015

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES

Wintahenderson International, Inc. (formerly Europa Acquisition I, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on June 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

On July 8, 2016, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change the name of the company from “Europa Acquisition 1, Inc.” to “Wintahenderson International, Inc.”. The Amendment was effective July 8, 2016.

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

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist principally of cash, accrued expenses and notes payable to related parties. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.
Level 2	Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).
Level 3	Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accrued expenses, and notes payable to related parties approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company

RECENT ACCOUNTING PRONOUNCEMENTS

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. In order to minimize the financial burden on the Company, the Company’s majority shareholder has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 3 - RELATED PARTIES

For the year ended June 30, 2016, the President loaned $28,000 to the Company on an unsecured, due on demand, and interest-free basis, compared with $24,050 for the year ended June 30, 2015. As of June 30, 2016 and 2015, the total amount due was $121,611 and $93,611, respectively.

NOTE 4 – INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of June 30, 2016, the Corporation has available operating loss carryforwards of approximately $141,000 for Federal Income Tax purposes which expire in various years through 2035.  Because the future utilizations of these tax carryforward losses is uncertain, no related deferred tax asset account has been reflected in the accompanying financial statements.

A summary of the Company’s deferred tax assets as of June 30, 2016 and 2015 are as follows:

	2016	2015
Federal net operating loss (@34%)	$48,000	$39,000
Less: valuation allowance	(48,000)	(39,000)
Net deferred tax asset	$-	$-

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

Management's Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2016.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016. These material weaknesses have also resulted in the correction of errors and amended 10-K disclosed in prior periods. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer, as of June 30, 2016 is set forth below.

Name	Age	Position and Offices Held
Allan Schwartz	67	Chairman, President, Chief Executive Officer and Chief Financial Officer

The following summarizes the occupation and business experience of our executive officer and directors:

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers hold their offices until they resign, are removed by the Board, or their successor is elected and qualified.

Family Relationships

None.

Involvement in Certain Legal Proceedings

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

Promoters and Control Persons

None.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of June 30, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of June 30, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Allan Schwartz	100,000	100%
All directors and executive officers as a group (1 person)	100,000	100%

Beneficial owners of more than 5% of our common stock
None

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2016 and 2015, we were billed approximately $8,950 and $7,950, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended June 30, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2016 and 2015.

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

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on July 20, 2010 (“Form 10”)]
3.2	*	Certificate of Amendment to Articles of Incorporation
3.3		Bylaws [incorporated by reference to Exhibit 3.2 to the Form 10]
10.1		Description of Verbal Management Consulting Agreement Between Europa Acquisition I, Inc., and Peter Reichard [incorporated by reference to Exhibit 10.1 to the Form 10]
10.2		Stock Purchase Agreement by and among the Company, Peter Reichard, Peter Coker, Beige Holdings, LLC and Marlin Financial Group, Inc. effective October 1, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2010]
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTAHENDERSON INTERNATIONAL, INC.

Dated: September 19, 2016	By:	/s/ Allan Schwartz
Allan Schwartz President and Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan Schwartz	President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	September 19, 2016
Allen Schwartz

