Form 10-Q
period 2016-09-30
Wintahenderson International, Inc.
filed 2016-11-08
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

WINTAHENDERSON INTERNATIONAL, INC.

(Exact name of registrant as specified in Charter)

Nevada	000-54038	27-3819552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

641 Fifth Avenue, Suite 31F
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2016: 100,000 shares of common stock.

WINTAHENDERSON INTERNATIONAL, INC.

FORM 10-Q

September 30, 2016

Wintahenderson International, Inc.

BALANCE SHEETS

September 30, 2016 and June 30, 2016

	(Unaudited)
	September 30, 2016	June 30, 2016

ASSETS
CURRENT ASSETS:
Cash & equivalents	$4,673	$441
Total Current Assets	4,673	441
Total Assets	$4,673	$441

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,800	$3,150
Loan payable - related parties	131,611	121,611
Total Current Liabilities	135,411	124,761
Total Liabilities	135,411	124,761

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(147,306)	(140,888)
Total stockholders' deficit	$(130,738)	$(124,320)

Total Liabilities and Total Shareholders' Deficit	$4,673	$441

The accompanying notes are an integral part of these unaudited financial statements

Wintahenderson International, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ended September 30, 2016	ended September 30, 2015

Revenue:	$-	$-

Operating Expenses:
Professional Fees	4,850	6,335
General and Administrative	1,568	1,479
Total Operating Expenses	6,418	7,814

Net loss	$(6,418)	$(7,814)

Basic and diluted net loss per common share	$(0.06)	$(0.08)

Weighted average number of common shares used in calculating basic and diluted net loss per common share	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Wintahenderson International, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three month period ended September 30, 2016	For the three month period ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,418)	$(7,814)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	650	200

Net cash used in operating activities	(5,768)	(7,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	10,000	8,500

Net cash provided by financing activities	10,000	8,500

NET INCREASE IN CASH & CASH EQUIVALENTS	4,232	886

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	441	834

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,673	$1,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

WINTAHENDERSON INTERNATIONAL, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wintahenderson International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2016 as reported in Form 10-K, have been omitted.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended September 20, 2016, the President loaned $10,000 to the Company. As of September 30, 2016, the President loaned $131,611 to the Company. This loan is unsecured, noninterest bearing, and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2016 and 2015 we incurred a net loss of $6,418 and $7,814, respectively, and since inception, we have incurred an accumulated deficit of $147,306. Expenses were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2016, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the three months ended September 30, 2016 was $(5,768) as compared to $(7,614) for the three months ended September 30, 2015.

There was no cash used in investing activities for the three months ended September 30, 2016 and 2015.

Net cash provided by financing activities for the three months ended September 30, 2016 was $10,000 compared to $8,500 for the three months ended September 30, 2015.

As reflected in the accompanying financial statements, the Company has a net loss of $147,306 from inception and a working capital deficit of $130,738 at September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off Balance Sheet Transactions

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.     Controls and Procedures

a)    Evaluation of Disclosure Controls.  As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)   Exhibits

31.1 *	Certifications of the Principal Executive Officer and Principal Accounting and Financial Officer of the Registrant pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 +	Certifications of the Principal Executive Officer and Principal Accounting and Financial Officer of the Registrant pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS *	XBRL Instance Document

101. PRE *	XBRL Taxonomy Extension Presentation Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.SCH *	XBRL Taxonomy Extension Schema

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)	November 8, 2016
Allan C. Schwartz

