Form 10-Q
period 2017-03-31
Wintahenderson International, Inc.
filed 2017-05-11
CIK 1497033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2017: 100,000 shares of common stock.

WINTAHENDERSON INTERNATIONAL, INC.

FORM 10-Q

March 31, 2017

Wintahenderson International, Inc.

BALANCE SHEETS

March 31, 2017 and June 30, 2016

	(Unaudited)
	March 31, 2017	June 30, 2016

ASSETS

CURRENT ASSETS:
Cash & equivalents	$2,038	$441
Total Current Assets	2,038	441
Total Assets	$2,038	$441

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$3,150
Loan payable - related parties	141,111	121,611
Total Current Liabilities	141,111	124,761
Total Liabilities	141,111	124,761

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value; 10,000,0000 shares authorized none issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 100,000 issued and outstanding	100	100
Additional paid-in-capital	16,468	16,468
Accumulated deficit	(155,641)	(140,888)
Total stockholders' deficit	$(139,073)	$(124,320)

Total Liabilities and Shareholders' Deficit	$2,038	$441

The accompanying notes are an integral part of these unaudited financial statements

Wintahenderson International, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016

Revenue:	$-	$-	$-	$-

Operating Expenses:
Professional Fees	2,180	5,900	10,485	15,985
General and Administrative	1,320	2,138	4,268	4,764
Total Operating Expenses	3,500	8,038	14,753	20,749

Net loss	$(3,500)	$(8,038)	$(14,753)	$(20,749)

Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.15)	$(0.21)

Weighted average number of common shares used in calculating basic and diluted net loss per common share	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements

Wintahenderson International, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,753)	$(20,749)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Decrease in accounts payable	(3,150)	(1,950)

Net cash used in operating activities	(17,903)	(22,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan payable - Related parties	19,500	23,500

Net cash provided by financing activities	19,500	23,500

NET INCREASE IN CASH & CASH EQUIVALENTS	1,597	801

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	441	834

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,038	$1,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Income taxes paid	$-	$-
Interest paid	$-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2017, the President loaned $19,500 to the Company. As of March 31, 2017, the outstanding balance on the loan amounted to $141,111. This loan is unsecured, noninterest bearing, and due on demand.

The office space used by the Company is provided by the President at no charge.

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

Results of Operation

We have not had any operating income since inception.  For the three and nine months ended March 31, 2017 and 2016 we incurred a net loss of $3,500 and $8,038, respectively and $14,753 and $20,749, respectively. Expenses were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of March 31, 2017 and June 30, 2016, the Company has an accumulated deficit of $155,641 and $140,888 and had cash totaling $2,038 and $441, respectively. We had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

Net cash used in operations for the nine months ended March 31, 2017 was $(17,903) as compared to $(22,699) for the nine months ended March 31, 2016.

There was no cash used in investing activities for the nine months ended March 31, 2017 and 2016.

Net cash provided by financing activities for the nine months ended March 31, 2017 was $19,500 compared to $23,500 for the nine months ended March 31, 2016.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $155,641 from inception and a working capital deficit of $139,073 at March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

In March 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

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

a)   Evaluation of Disclosure Controls.  As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

(a)   Exhibits

31.1 *	Certification of the Principal Executive Officer of the Registrant pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 *	Certification of the Principal Accounting and Financial Officer of the Registrant pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 *	Certifications of the Principal Executive Officer of the Registrant pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 *	Certifications of the Principal Accounting and Financial Officer of the Registrant pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.SCH*	XBRL Taxonomy Extension Schema

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Allan C. Schwartz	President and Chief Executive Officer	May 11, 2017
Allan C. Schwartz	(Principal Executive Officer and Principal Accounting and Financial Officer)

